Form 10-K
period 2003-12-31
MERRILL LYNCH MORT INV INC TERWIN SERIES TMTS 2003-2HE
filed 2004-03-30
CIK 1257673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number    333-106175

MERRILL LYNCH MORTGAGE INVESTORS, INC. (AS REPRESENTATIVE UNDER A POOLING
AND SERVICING AGREEMENT DATED AS OF JULY 1, 2003 PROVIDING FOR THE ISSUANCE OF
TERWIN MORTGAGE TRUST ASSET-BACKED CERTIFICATES, SERIES TMTS 2003-2HE)

(Exact name of registrant as specified in its charter)

Delaware	13-3416059

(State or other jurisdiction of incorporation or organization)	(Trust I.R.S. Employer Identification No.)

c/o Wachovia Bank, NA, 401 S. Tryon Street

Charlotte, NC	28288
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (704) 383-9568

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which registered
NONE	NONE

Securities registered pursuant to section 12(g) of the Act:

NONE
(Title of class)

* Schedule A attached hereto.

Schedule A

	State of	IRS Employer
Registrant	Incorporation	ID Number
Merrill Lynch Mortgage Investors, Inc.	Delaware	13-3416059

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     ☑ Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Not Applicable.

     Indicate by check mark whether the registrant is a accelerated filer (as defined in Exchange Act Rule 12b-2).

     Yes     No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

     Not applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

     Not Applicable

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g.) Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. the listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

     Not applicable

PART I

Item 1.	BUSINESS

Omitted.

Item 2.	PROPERTIES

See Item 15(a), Exhibits 99.1, 99.2 and, 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.

Item 3.	LEGAL PROCEEDINGS

The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established trading market for Registrant’s securities subject to this filing.

Item 6.	SELECTED FINANCIAL DATA

Omitted.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Omitted.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a), Exhibits 99.1, 99.2, 99.3, for any information provided in lieu of information required by Item 302 of Regulation S-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	Not applicable

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted.

Item 11.	EXECUTIVE COMPENSATION

Omitted.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)	Exhibits

(31.1)	Rule 13a-14(a)/15d-14(a) Certification

(99.1)	Annual Independent Accountants’ Servicing Reports concerning servicing activities for the year ended December 31, 2003.

(99.2)	Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2003.

(99.3)	Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2003

(99.4)	Aggregate Statement of Principal and Interest Distributions to Certificate Holders.

(b)-(d) Omitted.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

TERWIN MORTGAGE TRUST ASSET-BACKED CERTIFICATES SERIES TMTS 2003-2HE TRUST (REGISTRANT)

Signed:	Merrill Lynch Mortgage Investors Inc., as Depositor

By:	/s/ Matthew Whalen, Chairman and President
Name:	Matthew Whalen, Chairman and President

Dated:	March 30, 2004

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

(a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.

(a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.